Form 10-Q/A
period 2026-06-30
Apnimed, Inc.
filed 2026-11-13
CIK 1745648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-43422

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

EXPLANATORY NOTE

Apnimed, Inc. (together with its former subsidiary CirqO2, LLC, "we," "us," "out" or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate certain items in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2026 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating the Company's previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 included in the Original Form 10-Q, as further described below (the “Restatement”). In the Original Form 10-Q, the Company presented the $85.4 million gain on the sale of its equity method investment in Shionogi-Apnimed Sleep Science ("SASS"), recognized in April 2026 upon completion of the SASS Disposition (defined in Note 5 to the unaudited condensed consolidated financial statements included herein) pursuant to the MIPA (defined in Note 5 to the unaudited condensed consolidated financial statements included herein ), within other income in continuing operations, while presenting the Company’s share of the results of SASS as loss from discontinued operations within the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026. During its review of discontinued operations accounting and related disclosure in connection with the preparation of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, the Company identified that, under Accounting Standards Codification 205-20, Discontinued Operations, the gain on the SASS Disposition should have been classified within income (loss) from discontinued operations together with the results of SASS. On November 13, 2026, the Company filed a Current Report on Form 8-K disclosing that the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 included in the Original Form 10-Q should not be relied upon.

In this Amendment No. 1, the Company has restated total other income, net income (loss) from continuing operations before income taxes, net income (loss) from continuing operations, net income (loss) from discontinued operations, and basic and diluted net income (loss) per share from continuing operations and from discontinued operations, in each case for the three and six months ended June 30, 2026, together with the related note disclosures, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and controls and procedures disclosures. The Restatement has no impact on the Company’s previously reported revenue - related party, income (loss) from operations, total net income (loss), total net income (loss) per share, total assets, total liabilities, total stockholders’ equity (deficit), or net cash flows from operating, investing and financing activities as reported in the Original Form 10-Q.

Internal Control Considerations

We have concluded that the Restatement is attributable to the previously disclosed material weakness in the Company's internal control over financial reporting, which relates to, among other things, a lack of sufficient levels of accounting personnel to maintain proper control activities over classification, valuation and disclosure of non-routine or complex transactions. Refer to Part I, Item 4 – Controls and Procedures of this Amendment No. 1 for additional information.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q are amended and restated by this Amendment No. 1:

•
Part I, Item 1, Financial Statements
•
Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4, Controls and Procedures
•
Part II, Item 6, Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company's Chief Executive Officer and its Chief Financial Officer, as specified in Rule 13a-14 under the Exchange Act, are being filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1. In accordance with applicable SEC rules, this Amendment No. 1 also includes an updated signature page.

Except as described above and in Note 2 to the unaudited condensed consolidated financial statements included herein, this Amendment No. 1 does not amend, update, revise or otherwise modify any other disclosures in the Original Form 10-Q. In addition,

i

the information contained in this Amendment No. 1 does not reflect events occurring after the date of the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement. Forward-looking statements included in this Amendment No. 1 may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date and should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Company’s other SEC filings.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER MATTERS

This Quarterly Report on Form 10-Q/A (“Quarterly Report”) contains forward-looking statements about us and our industry. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, AD109 ("Oxnimbi") or any future product candidates; our planned commercialization activities, and our ability to successfully commercialize Oxnimbi, if approved; the effects of competition with respect to Oxnimbi or any future product candidates; the rate and degree of market acceptance, as well as the pricing and reimbursement of Oxnimbi, if approved; the scope, progress, results and costs of developing Oxnimbi or any future product candidates and conducting preclinical studies and clinical trials; our ability to maintain relationships with collaborators and licensors and identify and enter into future license agreements and collaborations; our ability to maintain and enforce our intellectual property rights; existing regulations and regulatory developments in the United States and other jurisdictions; our ability to attract and retain key personnel and to identify, hire and retain additional qualified personnel; our ability to attract additional collaborators with development, regulatory and commercialization expertise; general economic, industry and market conditions; our estimates regarding our capital requirements and needs for additional financing and our ability to obtain additional funding; and our anticipated cash runway, financial performance, estimates of expenses. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In this Quarterly Report, we refer to AD109 by its proposed future brand name, Oxnimbi. This brand name was conditionally approved by the FDA in May 2025, which was reconfirmed in June 2026, and is pending approval of the New Drug Application ("NDA") in its totality.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions.

We have based these forward-looking statements largely on our current expectations and estimates about future events and financial and other trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date made and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those estimated in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. The forward-looking statements contained in this Quarterly Report speak only as of the date made, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

In addition, statements that “we believe” and similarly qualified statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date such statements are made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon them.

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

v

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
COMMITMENTS AND CONTINGENCIES (NOTE 8)
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

APNIMED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026 (As Restated)(1)	2025	2026 (As Restated)(1)	2025
REVENUE - RELATED PARTY	$12,080	$17,110	$96,894	$20,241
OPERATING EXPENSES:
Research and development	9,900	15,969	18,004	39,425
General and administrative	12,674	5,353	19,180	10,823
Cost of services - related party	1,210	1,724	3,370	3,041
Total operating expenses	23,784	23,046	40,554	53,289
INCOME (LOSS) FROM OPERATIONS	(11,704)	(5,936)	56,340	(33,048)
OTHER INCOME (EXPENSES):
Interest income	970	309	1,188	740
Gain on reversal of deposit liability	57,120	—	57,120	—
Change in fair value of long-term debt	(1,659)	—	(1,659)	—
Change in fair value of revenue interest liability	(460)	—	(460)	—
Change in fair value of convertible notes	(796)	—	1,315	—
Other income (expense)	(2,738)	—	(2,738)	—
Total other income	52,437	309	54,766	740
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,733	(5,627)	111,106	(32,308)
Income tax expense	—	—	—	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	40,733	(5,627)	111,106	(32,308)
Gain on sale of equity method investment	85,380	—	85,380	—
Loss from discontinued operations	(178)	(63,847)	(2,832)	(65,812)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	85,202	(63,847)	82,548	(65,812)
NET INCOME (LOSS)	$125,935	$(69,474)	$193,654	$(98,120)

Net income (loss) per share of Class A, Class B and Class C - Basic:
Continuing operations	$8.49	$(1.18)	$23.17	$(6.80)
Discontinued operations	$17.76	$(13.43)	$17.21	$(13.85)
Basic net income (loss) per share	$26.25	$(14.61)	$40.38	$(20.65)

Net income (loss) per share of Class A, Class B and Class C - Diluted:
Continuing operations	$1.28	$(1.18)	$3.41	$(6.80)
Discontinued operations	$2.63	$(13.43)	$2.57	$(13.85)
Diluted net income (loss) per share	$3.91	$(14.61)	$5.98	$(20.65)

Weighted average common shares outstanding, basic	4,797,152	4,754,020	4,795,472	4,751,347
Weighted average common shares outstanding, diluted	32,353,048	4,754,020	32,173,441	4,751,347

(1) - See Note 2 - Restatement, for discussion regarding the impacts of the amendment and restatement of the previously issued unaudited condensed consolidated financial statements of the Company as of and for the three and six months ended June 30, 2026 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on September 8, 2026.

See notes to unaudited condensed consolidated financial statements.

APNIMED, INC. AND SUBSIDIARY

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands, except share amounts)

	Total Convertible
	Preferred Stock		Common Stock
	See Note 12		See Note 13		Additional		Total
	Outstanding		Outstanding		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE—January 1, 2025	24,224,663	$204,890	4,748,644	$1	$20,537	$(269,153)	$(248,615)
Stock based compensation	—	—	—	—	802	—	802
Net loss	—	—	—	—	—	(28,646)	(28,646)
BALANCE—March 31, 2025	24,224,663	$204,890	4,748,644	$1	$21,339	$(297,799)	$(276,459)
Stock based compensation	—	—	—	—	866	—	866
Issuance of preferred stock, net of issuance costs of $243	1,709,453	16,257	—	—	—	—	—
Exercise of stock options	—	—	10,191	—	36	—	36
Net loss	—	—	—	—	—	(69,474)	(69,474)
BALANCE—June 30, 2025	25,934,116	$221,147	4,758,835	$1	$22,241	$(367,273)	$(345,031)

BALANCE—January 1, 2026	25,934,116	$221,147	4,781,256	$1	$24,560	$(397,344)	$(372,783)
Stock based compensation	—	—	—	—	929	—	929
Issuance of preferred stock, net of issuance costs of $208	2,587,991	24,792	—	—	—	—	—
Exercise of stock options	—	—	14,824	—	16	—	16
Net income	—	—	—	—	—	67,719	67,719
BALANCE—March 31, 2026	28,522,107	$245,939	4,796,080	$1	$25,505	$(329,625)	$(304,119)
Stock based compensation	—	—	—	—	1,191	—	1,191
Issuance of warrants, net of issuance costs of $48	—	—	—	—	767	—	767
Exercise of stock options	—	—	5,743	—	45	—	45
Net income	—	—	—	—	—	125,935	125,935
BALANCE—June 30, 2026	28,522,107	$245,939	4,801,823	$1	$27,508	$(203,690)	$(176,181)

See notes to unaudited condensed consolidated financial statements.

APNIMED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income (loss)	$193,654	$(98,120)
Stock-based compensation	2,120	1,668
Non-cash lease expense	121	112
Depreciation	13	13
Change in fair value of convertible notes	(1,315)	—
Change in fair value of long-term debt	1,659	—
Change in fair value of revenue interest liability	460	—
Change in fair value of contingent asset	(116)	—
Debt issuance costs expensed upon issuance of long-term debt recorded using the fair value option	2,845	—
Loss from discontinued operations	2,832	65,812
Gain on sale of equity method investment, discontinued operations	(85,380)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid research and development	134	1,332
Accounts receivable	269	160
Prepaid assets, other current assets and other assets	(4,427)	(35)
Accounts payable	2,715	2,279
Accrued expenses and other current liabilities	(2,741)	(6,735)
Deferred revenue	(93,525)	(4,964)
Deposit liability	(57,120)	(7,235)
Operating lease liability	(123)	(109)
Net cash used in operating activities	(37,925)	(45,822)
INVESTING ACTIVITIES:
Transfer fees related to sale of equity method investment	(336)	—
Proceeds from sale of equity method investment	100,000	—
Net cash provided by investing activities	99,664	—
FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock	25,000	16,500
Issuance costs of convertible preferred stock	(208)	(243)
Payment of initial public offering costs	(1,785)	—
Proceeds from issuance of Credit Agreement	48,185	—
Issuance costs of Credit Agreement	(2,845)	—
Proceeds from issuance of warrants	815	—
Issuance costs of warrants	(48)	—
Proceeds from exercise of stock options	61	36
Net cash provided by financing activities	69,175	16,293
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130,914	(29,529)
CASH AND CASH EQUIVALENTS —Beginning of period	41,890	68,350
CASH AND CASH EQUIVALENTS —End of period	$172,804	$38,821

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equity method investment obtained in exchange for revenue arrangement (see Note 5)	—	62,236
Deferred transaction costs included in accounts payable and accrued expenses and other current liabilities	2,994	—

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

Reverse stock split—On July 24, 2026, the Company effected a 1-for-1.349 reverse stock split of its issued and outstanding Class A common stock, which also resulted in a proportional adjustment to the conversion ratio for its Class B common stock, Class C common stock and each series of its convertible preferred stock, and to the exercise prices of outstanding stock options and Warrants (as defined in Note 17). Accordingly, all shares of Class A common stock, stock options, Convertible Notes and Warrants, the as-converted preferred stock, Class B common stock and Class C common stock, and per share information presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split. The per share par value and authorized number of shares of the Company’s common stock and preferred stock were not adjusted as a result of the split.

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

Liquidity—Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital and has financed operations primarily through private equity and debt financings and the Right of First Negotiation Agreement (the “ROFN Agreement”, see Note 9) entered into with Shionogi & Co., Ltd. (“Shionogi”) during the year ended December 31, 2023.

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

2.
Restatement

The Company filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 on September 8, 2026 (the “Original Form 10-Q”). During the Company’s review of discontinued operations accounting and related disclosure in connection with the preparation of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, the Company identified that, under Accounting Standards Codification 205-20, Discontinued Operations, the $85.4 million gain on the SASS Disposition should have been classified within income (loss) from discontinued operations together with the results of SASS. The Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 included in the Original Form 10-Q are being restated to reclassify the gain on sale of equity method investment from continuing operations to discontinued operations in the amount of approximately $85.4 million (the “Restatement”). Management has concluded that the restatement is attributable to the previously disclosed material weakness, which relates to, among other things, a lack of sufficient levels of accounting personnel to maintain proper control activities over the classification, valuation and disclosure of non-routine or complex transactions, and has not identified any additional material weakness in connection with the Restatement.

The table below presents the impact of the Restatement on the Company’s unaudited condensed consolidated statements of operations and earnings (loss) per share for the three and six months ended June 30, 2026 (in thousands, other than per share amounts). The values as previously reported were derived from the Original Form 10-Q.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	As previously Reported	Restatement Impacts	As Restated	As previously Reported	Restatement Impacts	As Restated
Total other income	$137,817	$(85,380)	$52,437	$140,146	$(85,380)	$54,766
Net income (loss) from continuing operations before income taxes	126,113	(85,380)	40,733	196,486	(85,380)	111,106
Net income (loss) from continuing operations	126,113	(85,380)	40,733	196,486	(85,380)	111,106
Net income (loss) from discontinued operations	—	85,202	85,202	—	82,548	82,548

Net income (loss) per share of Class A, Class B and Class C - Basic:
Continuing operations	$26.29	$(17.80)	$8.49	$40.97	$(17.80)	$23.17
Discontinued operations	$(0.04)	$17.80	$17.76	$(0.59)	$17.80	$17.21

Net income (loss) per share of Class A, Class B and Class C - Diluted:
Continuing operations	$3.92	$(2.64)	$1.28	$6.07	$(2.66)	$3.41
Discontinued operations	$(0.01)	$2.64	$2.63	$(0.09)	$2.66	$2.57

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in Note 3, “Summary of Significant Accounting Policies,” in the audited consolidated financial statements for the years ended December 31, 2025 and 2024 and notes thereto, included in the Company’s final prospectus for its IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on July 31, 2026 (the “IPO Prospectus”). Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

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

The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection. As of June 30, 2026 and December 31, 2025, all of the Company’s accounts receivable were related to Shionogi-Apnimed Sleep Science, LLC ("SASS"), as discussed in Note 5.

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

At June 30, 2026 and December 31, 2025, the Company accounted for its investment in SASS under the equity method of accounting, and no impairment charges were recognized during the six months ended June 30, 2026 and 2025. Refer to Notes 5 and 16 for further discussion.

Fair Value Option—The Company accounted for certain freestanding instruments identified in the Credit Agreement that were debt host financial instruments under the fair value election of Accounting Standards Codification ("ASC") 825, Financial Instruments. See Note 17, Credit Agreement, for more information. These instruments were recorded at their estimated fair values on the issuance date and will be remeasured to their estimated fair value at each subsequent reporting period date. The Tranche A Term Loan and Tranche B Term Loan (as defined in Note 17) includes embedded features that are not separately accounted for as a result of the Company's fair value option election.

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

Revenue Recognition—The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

From time to time, the Company enters into license and research and development agreements that are within the scope of ASC 606, under which the Company licenses, may license, or grants an option to license rights to certain of the Company’s product candidates or performs research and development services (see Note 5). The terms of these agreements typically include payment of one or more of the following: non-refundable, up-front fees; developmental, clinical, regulatory, and commercial sales milestone payments; royalties on net sales of licensed products and research and development funding payments.

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

The results of operations of a component classified as held for sale are reported as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, if the disposal represents a strategic shift that will have a major effect on the Company's operations and financial results. When a component is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified to discontinued operations; (ii) results of operations are reported in a single line separately from the gain on disposal of the Company's equity method investment, net of tax, in the unaudited condensed consolidated statements of operations; and (iii) assets and liabilities are reported as held for sale in the unaudited condensed consolidated balance sheets in the period in which the business is classified as held for sale.

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

Under the two-class method, basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The components of basic and diluted net loss per share by class of common stock as of are as follows:

	Weighted average number of shares		Earnings per share from continuing operations (As Restated)		Earnings per share from discontinued operations (As Restated)
For the six months ended June 30, 2026	Basic	Diluted	Basic	Diluted	Basic	Diluted
Class A common stock	1,846,804	29,224,773	$23.17	$3.41	$17.21	$2.57
Class B common stock	2,752,091	2,752,091	$23.17	$3.41	$17.21	$2.57
Class C common stock	196,577	196,577	$23.17	$3.41	$17.21	$2.57
	4,795,472	32,173,441	$23.17	$3.41	$17.21	$2.57

		Loss per share
For the six months ended June 30, 2025	Weighted average number of shares	From continuing operations	From discontinued operations
Class A common stock	1,802,679	$(6.80)	$(13.85)
Class B common stock	2,752,091	$(6.80)	$(13.85)
Class C common stock	196,577	$(6.80)	$(13.85)
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

4.
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

In September 2025, the Company issued convertible notes (the "Convertible Notes") with a principal amount of $35.0 million (see Note 10). The Company concluded that the Convertible Notes and its related features are within the scope of ASC 825, as a combined financial instrument, and elected the fair value option, where changes in fair value of the Convertible Notes are measured through the consolidated statement of operations until settlement. The Convertible Notes were recorded at their estimated fair value of $35.0 million in the unaudited condensed consolidated balance sheet at inception. The Convertible Notes liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include the underlying fair value of the equity instrument into which the Convertible Notes are convertible. The fair value of the Convertible Notes is based on significant inputs not observable in the market, namely potential financing scenarios, the likelihood of such scenarios, the expected time for each scenario to occur, and the required market rates of return utilized in modeling these scenarios.

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

The Convertible Notes were measured using a probability weighted scenario model. The possible outcomes were identified and a scenario for each outcome was modeled and probability weighted for the likelihood of each respective conversion feature identified in Note 10. The valuation model as of June 30, 2026 includes unobservable assumptions including an estimated discount rate of 44.2%, and estimated volatility of 65.0%.

On April 2, 2026, the Company entered into the Credit Agreement whereby the Lenders advanced $50.0 million related to the Tranche A Term Loan to the Company, net of a $1.0 million discount. In connection with the Credit Agreement, the Company issued warrants to purchase an aggregate of 100,163 shares of the Company’s Class A common stock and is also obligated to remit to the Lenders certain revenue interest payments on net sales of Oxnimbi (the "Revenue Interest"). See Note 17 for defined terms and additional information. The total proceeds received of $49.0 million were allocated between the warrants issued, the Tranche A Term Loan and the Revenue Interest based on the fair value at issuance date. The Tranche A Term Loan, recorded as long-term debt on the unaudited condensed consolidated balance sheet, and Revenue Interest were recorded at their estimated fair values of $38.6 million and $9.6 million, respectively, in the unaudited condensed consolidated balance sheet at April 2, 2026, the issuance date. The fair values were determined using a Monte Carlo simulation model incorporating Level 3 unobservable inputs, including the probability of FDA approval of Oxnimbi, estimated future net revenues, and various settlement scenarios, the likelihood of such scenarios, the expected time for each scenario to occur, and the required market rates of return utilized in modeling these scenarios. Significant increases or (decreases) in these inputs would generally result in higher (lower) fair value measurement. These inputs are not evaluated in isolation, as changes in one unobservable input may be accompanied by directionally similar or opposite changes in another.

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

On March 23, 2026, the Company entered into a definitive agreement, and in April 2026, the Company completed the SASS Disposition pursuant to the MIPA, as discussed further in Note 5. Upon completion of the SASS Disposition, the Company initially recognized and measured the fair value of the contingent asset representing the potential receipt of an additional $50.0 million milestone payment that the Company is eligible to receive, subject to the earlier achievement of a specified clinical development milestone or a specified based on probability-weighted discounted cash flow model incorporating Level 3 unobservable inputs, including estimated probability and timing of achieving the milestone and discounted present value at a rate reflecting both the time value of money and the counterparty's credit risk. A significant increase (decrease) in the estimated probability of achieving the Milestone would result in a significantly higher (lower) fair value measurement, as fair value scales approximately linearly with the assumed probability of success. A significant increase (decrease) in the estimated time to payment, the risk-free rate, or the counterparty credit spread would result in a lower (higher) fair value measurement, as each lengthens (shortens) the effective discounting period or increases (decreases) the discount rate applied. Because the probability of achievement is derived from industry-wide historical clinical development success rates rather than an asset-specific estimate, actual outcomes for this particular Milestone could differ materially from the probability applied.

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

5.
EQUITY-METHOD INVESTMENT

On October 31, 2023 (the “Closing Date”), the Company and Shionogi created a joint venture, SASS, for the purpose of conducting research and development activities to treat, prevent, and mitigate OSA and other sleep breathing diseases. In April 2026, the Company completed the disposition of the Company's interest in SASS (the "SASS Disposition") to Shionogi pursuant to a Membership Interest and Asset Purchase Agreement (the “MIPA”), as described more fully below in this Note 5.

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

The Company recorded its equity method investment in SASS at fair value as of the Closing Date. The initial fair value of the Company’s investment was $75.0 million, which represents the fair value of the equity received. The Company recorded the initial investment of $75.0 million on its consolidated balance sheet and recognized deferred revenue (refer to Note 11).

In April 2025, the Company entered into an asset purchase and license agreement (the "Desitin APA") with Desitin Arzneimittel GmbH ("Desitin") and Cereus Pharma AB ("Cereus"), pursuant to which Apnimed (i) purchased certain patents and know-how related to sulthiame (the "Purchased Sulthiame IP") and (ii) obtained a perpetual, irrevocable, exclusive and fully paid-up license to know-how controlled by Desitin concerning the manufacturing of products using sulthiame in the field of diagnosis, prevention, treatment, mitigation or control of sleep apnea and all other sleep diseases, disorders and conditions in humans including obesity hypoventilation syndrome (the "Licensed Sulthiame IP") in exchange for an upfront cash consideration of $50.0 million, (collectively the "Desitin IP"). In addition to the upfront $50.0 million, upon achievement of certain development and regulatory milestones, the Company was previously required to pay the Milestone Payments (as defined below in Note 8) and the Company was also previously required to make the Earnout Payments (as defined below in Note 8) under certain circumstances. However, in connection with the SASS Disposition, the Desitin APA was novated to Shionogi such that the Company was released as a party to the Desitin APA with respect to obligations accruing on or after the closing of the SASS Disposition, with Shionogi agreeing to be solely liable for such obligations other than confidentiality obligations and certain other limitations on activities.

In July 2024, Shionogi exercised its right of first negotiation with respect to certain intellectual property covered under the ROFN Agreement (Note 9), referred to herein as "Optioned Selective NRI/CAI IP". Negotiations ensued pursuant to the exercise of such right of first negotiation with respect to the Optioned Selective NRI/CAI IP and in April 2025, the Company and Shionogi entered into a joint ownership agreement (the "Joint Ownership Agreement") and a SASS CAI and Selective NRI/CAI Contribution Agreement with SASS (the "Contribution Agreement").

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

Pursuant to the Contribution Agreement, the Company and Shionogi contributed the Joint Ownership IP to SASS and which also resulted in the Milestone Payments and Earnout Payments due pursuant to the Desitin APA being assigned to SASS as discussed further in Note 8.

The accounting for the Desitin APA, the ROFN Agreement exercise, the Joint Ownership Agreement and the Contribution Agreement, collectively is as follows:

•
Upon executing the Joint Ownership Agreement in April 2025, the Company received $55.0 million from Shionogi. The Company allocated $25.0 million to the Desitin IP and allocated the remaining $30.0 million between the Shionogi Option and the fair value of Shionogi's 50% share of the Atomoxetine Licensed IP, representing $7.5 million and $22.5 million, respectively. The Shionogi Option was recorded as a deposit liability (see Note 9) and the fair value of the Atomoxetine Licensed IP was recorded as deferred revenue (see Note 11).
•
The Desitin IP was not within the scope of ASC 730, Research and Development (“ASC 730”) as it was purchased with the intent to be immediately contributed to SASS. As Shionogi purchased 50% of the rights over the Desitin IP, the Company’s contribution of the Desitin IP to SASS resulted in an increase to the equity method investment in SASS of $25.0 million.

•
Upon the execution of the Contribution Agreement, the Company and Shionogi each contributed such party's share of the Joint Ownership IP into SASS. The Company accounted for the contribution of its share of the Joint Ownership IP to SASS under ASC 606 as described within Note 11. In accordance with ASC 606, the Company reclassified $14.7 million of the initial deposit liability recorded as of December 31, 2024, to deferred revenue using the relative fair value method relating to the Atomoxetine Licensed IP as described in Note 11.
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

On March 23, 2026, the Company entered into a definitive agreement, and in April 2026, the Company completed the SASS Disposition pursuant to the MIPA. The Company had recorded its equity method investment in SASS as assets held for sale within its consolidated balance sheets as of December 31, 2025 and March 31, 2026, as discussed in Note 16. As consideration under the MIPA, the Company received a $100 million upfront cash payment and will be eligible to receive (a) a $50 million cash payment upon the earlier achievement of (i) the first subject being enrolled into the second clinical trial of a sulthiame product sponsored by Shionogi, SASS or either of their licensees, sublicensees, or affiliates (each an Earnout Party and collectively, the Earnout Parties) and (ii) U.S. Food and Drug Administration (“FDA”) acceptance of a New Drug Application for a sulthiame product submitted by an Earnout Party and (b) tiered earnout payments equal to mid to low single digit percentage of net sales of certain products arising from SASS intellectual property.

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

6.
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

7.
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

8.
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

Desitin APA— In April 2025, the Company entered into the Desitin APA with Desitin and Cereus, pursuant to which it purchased the Purchased Sulthiame IP and obtained a perpetual, irrevocable exclusive, and fully paid-up license to the Licensed Sulthiame IP. As consideration under the Desitin APA, the Company paid Desitin an upfront amount of $50.0 million. In addition to the upfront $50.0 million, upon achievement of certain development and regulatory milestones, the Company was previously required to pay Desitin up to $85.0 million in the aggregate (the "Milestone Payments"). The Company was also previously required to make certain earnout payments to Desitin based on set percentages of net sales if approved product is achieved. The earnout payments to Desitin, included (i) a sub-teen double-digit percentage of net sales of a product if its only active pharmaceutical ingredient is sulthiame and is covered by a purchased patent (a "Patented Product"), (ii) a high single-digit percentage of net sales of a product containing as its active ingredients both sulthiame and one or more other active ingredients and is covered by a purchased patent (a “Combination Product”) and (iii) a mid-single digit percentage of net sales of a Combination Product indicated for the prevention, treatment or control of obesity hypoventilation syndrome, each subject to reduction in the event of lack of patent protection or generic competition (the “Product Earnout Payments”). During the five-year period following the first commercial launch of any Patented Product or Combination Product (such period, the “Restricted Period”), the Company and its affiliates and licensees were not permitted to market or sell any competing product in countries in which the Company or its affiliates or licensees have effected a commercial launch of such Patented Product or Combination Product. However, the Company and its affiliates, licensees and sublicensees were permitted to market, commercially distribute and sell a competing product in each such country that the selling party determines to be a superior product for commercialization in such country subject to paying Desitin a mid-single digit percentage of net sales of such Competing Product generated during the remainder of the Restricted Period (together with the Product Earnout Payments, the “Earnout Payment”). As discussed in Note 5, the Earnout Payments and the Milestone Payments were assigned to SASS.

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

9.
DEPOSIT LIABILITY

On November 1, 2023, the Company entered into the ROFN Agreement and a Common Stock Purchase Agreement with Shionogi, receiving total combined consideration of $75.0 million from Shionogi. Pursuant to the ROFN Agreement, the Company granted Shionogi a right of first negotiation with respect to up to three product candidates (each, a "ROFN Program") as well as a right to receive notice of unsolicited offers for such sleep and breathing disease programs during the Initial Term of SASS (see Note 5). In evaluating the nature of the ROFN Agreement under ASC 606, the Company concluded the ROFN Agreement did not represent a contract with a customer as the Company was not legally or contractually obligated to transfer any goods or services at the time the ROFN Agreement was signed. Therefore, the consideration received was recognized as a deposit liability. The deposit liability represents the Company’s obligation to transfer either goods or services in the future if and when agreements are executed. The deposit liability is expected to be recognized as revenue in future periods only if an ASC 606 contract is entered into as a result of negotiations under the ROFN Agreement. If the Company does not enter a revenue generating arrangement during the Initial Term for all ROFN Programs, any remaining deposit liability will be recorded as other income in the statement of operations.

The total combined transaction price was $75.0 million. Using the relative fair value method, the Company allocated $64.4 million to the ROFN Agreement representing the nonrefundable negotiation rights received, the full amount of which was recorded as a deposit liability at December 31, 2023, with the remainder allocated to common stock. Refer to Note 13 for details of common stock issued.

In July 2024, Shionogi exercised its right to negotiate with respect to the Optioned Selective NRI/CAI IP under the ROFN Agreement. Negotiations ensued and in April 2025, the Company and Shionogi entered into the Joint Ownership Agreement and the Contribution Agreement (see Note 5). The Company accounted for contribution of the Joint Ownership IP to SASS under ASC 606. In accordance with ASC 606, the Company reclassified $14.7 million of the initial deposit liability recorded as of December 31, 2024 to deferred revenue using the relative fair value method relating to the Atomoxetine Licensed IP which was contributed to SASS pursuant to the Contribution Agreement. To determine the relative fair value, the Company utilized a cost incurred methodology. Pursuant to the Joint Ownership Agreement, Shionogi was granted the Shionogi Option. Of the $55.0 million received from Shionogi in connection with the Joint Ownership Agreement, the Company allocated $7.5 million to the Shionogi Option under the relative fair value method, as an additional deposit liability within the consolidated balance sheet as of December 31, 2025. See Note 5 for discussion of the accounting for the remaining amount received from Shionogi in connection with the Joint Ownership Agreement.

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

10.
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

In August 2026, the Company completed an IPO resulting in the conversion of all outstanding Convertible Notes, including accrued interest, into common stock as described in Note 18.

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

11.
REVENUE - RELATED PARTY

As discussed in Note 5, upon formation of the joint venture, the Company entered into multiple agreements with SASS. Based on the nature of these agreements, the Company concluded that SASS represented a customer and analyzed the agreements between Apnimed and SASS in accordance with ASC 606. The Company entered into a limited liability agreement with SASS upon formation of the joint venture, granted SASS an exclusive license for intellectual property and know-how related to certain of the Company’s sleep breathing disorder programs, excluding any rights to the Company’s Oxnimbi and AD504 programs, and executed an MSA with SASS. The Company has combined these contracts for the purpose of identifying the underlying obligations as they were negotiated together with a single commercial objective, the purpose of conducting research and development activities to treat, prevent and mitigate OSA and other sleep breathing disorders, the amount of consideration to be paid in one contract depends on the performance of the other contract, the license and option for future services promised in the contracts are a single performance obligation.

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

The transaction price was determined to be $75.0 million at the time of execution, which represents the fair value of the Company’s equity interest in SASS as of the closing date of the transaction, and as noted above in Note 5, the Company recorded the initial investment of $75.0 million on its consolidated balance sheet and also recorded $75.0 million as deferred revenue. The Company allocated the full transaction price to the combined performance obligation. The Company will recognize the $75.0 million as the Company fulfills its performance obligation to SASS using an input method based on expected costs incurred to provide the MSA services in accordance with SASS’s research and development plan, which in management’s judgment is the best measure of progress towards satisfying the performance obligation as this method provides the most faithful depiction of the entity’s performance in transferring control of the goods and services promised to SASS. The Company expects to fulfill its performance obligation to SASS over five years, the term of the joint venture. The Company will re-evaluate the measure of progress in each reporting period or as new statements of work (“SOWs”) are executed and, if necessary, adjust the measure of progress and related revenue recognition.

As discussed in Note 5, in April 2025, upon the execution of the Joint Ownership Agreement and the Contribution Agreement, the Company reclassified $14.7 million of the initial deposit liability recorded as of December 31, 2024 to deferred revenue using the relative fair value method relating to the Atomoxetine Licensed IP. The rights granted to SASS under the Contribution Agreement were recorded in accordance with ASC 606 and concluded to be modifications of the original SASS revenue arrangement, rather than a separate contract as the goods and services are not distinct from those identified in the original contract, resulting in an increased transaction price of $74.4 million, which is comprised of the value from the deposit liability allocated to the Atomoxetine Licensed IP of $14.7 million, the $22.5 million received from Shionogi allocated to the Atomoxetine Licensed IP, and the value of the Desitin IP recorded as an increase in equity method investment of $37.2 million as discussed in Note 5.

During the six months ended June 30, 2026, the Company revised its estimate of the total expected costs to be incurred to provide the MSA services primarily due to the MIPA discussed in Note 5. As a result of the change in estimate, the measure of progress toward completion of the one performance obligation was adjusted in accordance with ASC 606 under the cumulative catch-up method. The change in accounting estimate resulted in an increase in revenue of $81.3 million, an increase in net income of $81.3 million, an increase in basic net income per share of $16.94 and an increase in diluted income per share of $2.53, in each case for the six months ended June 30, 2026.

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

12.
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

On May 28, 2026, the Company filed a Certificate of Amendment to its 2026 Amendment (as defined in Note 13) to increase the total number of authorized shares of Preferred Stock to 29,557,303 shares.

Immediately prior to the Company's IPO in August 2026, all outstanding shares of Preferred Stock automatically converted into shares of Class A Common Stock on a 1-to-1.349 basis. Following the closing of the IPO, all shares of Class A Common Stock were reclassified and renamed into shares of common stock of the Company (see Note 18).

13.
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

As referenced in Note 9, on November 1, 2023, the Company entered into a Common Stock Purchase Agreement with Shionogi for the sale of 2,752,091 and 196,577 shares of Class B Common Stock and Class C Common Stock, respectively, resulting in gross proceeds received of $9.9 million and $0.7 million, respectively, all of which remain issued and outstanding as of June 30, 2026. Aggregate net proceeds allocated to all classes of Common Stock issued, after deducting certain expenses incurred of $27 thousand related to the issuance of the shares, were $10.6 million.

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

Immediately prior to the Company's IPO in August 2026, all outstanding shares of Class B Common Stock and Class C Common Stock automatically converted into shares of Class A Common Stock. Following the closing of the IPO, all shares of Class A Common Stock were reclassified and renamed into shares of common stock of the Company (see Note 18).

As of June 30, 2026, the Company has reserved the following shares of common stock for potential conversion of outstanding Preferred Stock, the exercise of stock options, and the conversion of Convertible Notes and Warrants:

June 30, 2026
Redeemable convertible preferred stock	21,143,116
Options to purchase common stock	9,211,256
Convertible Notes	2,950,516
Warrants	100,163
33,405,051

14.
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

15.
SEGMENT DATA

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM"), to analyze financial performance, make decisions, and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company manages its operations as a single operating and reportable segment dedicated to the discovery, development and commercialization of novel oral therapies that address the neurobiology of sleep-related breathing diseases. The CODM uses net income (loss) to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. All business activities are managed on a consolidated basis. As discussed further in Note 11, all revenue - related party recognized during the period has been generated from the SASS joint venture with Shionogi, which includes a combined performance obligation including the exclusive license under the Company's license agreement with SASS, which the Company entered in November 2023, and services to be performed under the MSA in accordance with SASS's research and development plan. The internal reporting of significant segment expenses is based on functional classification. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets. All tangible assets and operations of the Company's sole operating segment are located in the United States.

The following table sets forth the details within the Company’s segment, including significant expenses, certain other segment expenses, and a reconciliation to net income (loss) (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026 (As Restated)	2025	2026 (As Restated)	2025
Revenue - related party	$12,080	$17,110	$96,894	$20,241
Research and development expenses
Oxnimbi	2,785	10,401	5,520	25,486
Connected wearables	223	216	564	590
Medical affairs	2,447	864	2,785	3,048
Other projects	8	86	22	807
Employee related expenses	4,045	4,052	8,371	8,821
General and administrative expenses
General and administrative	7,049	3,978	11,688	8,240
Commercial marketing	4,826	859	6,114	1,588
Stock-based compensation	1,191	866	2,120	1,668
Cost of services - related party	1,210	1,724	3,370	3,041
Interest income	970	309	1,188	740
Gain on reversal of deposit liability	57,120	—	57,120	—
Change in fair value of long-term debt	(1,659)	—	(1,659)	—
Change in fair value of revenue interest liability	(460)	—	(460)	—
Change in fair value of convertible notes	(796)	—	1,315	—
Other income (expense)	(2,738)	—	(2,738)	—
Loss from discontinued operations	(178)	(63,847)	(2,832)	(65,812)
Gain on sale of equity method investment, discontinued operations	85,380	—	85,380	—
Net income (loss)	$125,935	$(69,474)	$193,654	$(98,120)

Other projects consist of research and development costs related to certain earlier stage sleep and breathing disease programs. General and administrative expenses include items related to personnel, including bonus and benefit related expenses, legal services, rent and utilities, general consulting services and other office-related expenses.

16.
DISCONTINUED OPERATIONS

On March 23, 2026, the Company entered into a definitive agreement, and in April 2026, the Company completed the disposition of its 50% interest in SASS to Shionogi pursuant to the MIPA, as discussed in Note 5. The Company has historically accounted for its interest in SASS under the equity method of accounting as discussed in Note 5.

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

The Company recorded income on its equity method investments of $85.2 million (as restated) and $82.5 million (as restated) within income from discontinued operations for the three and six months ended June 30, 2026, respectively. In addition, the Company recast $63.8 million and $65.8 million related to its loss on equity method investments to loss from discontinued operations in its unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively.

Following the divestiture, the Company expects to have continuing involvement with SASS through the MSA (Note 11), as amended to date, under which the Company continues to perform research and development services under the single, combined performance obligation. The Company expects these services to be substantially complete within one year from the completed disposition. The performance of these services does not allow the Company to regain significant influence or control of SASS and the Company does not have the power to solely direct the activities of SASS that most significantly impact SASS's economic performance, as the Company will no longer have any ownership or representation on SASS's board of managers.

Refer to Note 5 for additional information regarding the completion of disposition of SASS.

17.
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

18.
SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) and our audited consolidated financial statements and related notes included in our final prospectus for our initial public offering (“IPO”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act on July 31, 2026 (the “IPO Prospectus”). References to the “Company,” “Apnimed,” “we,” “our,” “us” or similar terms refer to Apnimed, Inc. as the context may require. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. The sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” should be read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Restatement

As discussed in the Explanatory Note to this Quarterly Report and Note 2 - Restatement included in the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we have restated certain information contained in our previously issued unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2026, related to classification within other income (expense) in continuing operations of the gain on sale of our equity method investment of $85.4 million, recognized in April 2026 upon completion of the disposition of the Company’s interest in Shionogi-Apnimed Sleep Science, LLC (“SASS”, and such disposition, the “SASS Disposition”) pursuant to a Membership Interest and Asset Purchase Agreement with Shionogi & Co., Ltd. (“Shionogi”) and SASS, dated March 23, 2026 (as amended, the “MIPA”), while presenting our share of the results of SASS as discontinued operations. In this Quarterly Report, we have restated total other income, net income (loss) from continuing operations before income taxes, net income (loss) from continuing operations, net income (loss) from discontinued operations and basic and diluted net income (loss) per share from continuing and discontinued operations, in each case for the three and six months ended June 30, 2026. As a result, the previously reported financial information as of and for the three and six months ended June 30, 2026 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to reflect the Restatement. Refer to Note 2 - Restatement included in the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further discussion regarding the impacts of the Restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2026. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to our disclosure controls and procedures and internal control over financial reporting, refer to Part I, Item 4 – Controls and Procedures of this Quarterly Report.

Other than the effects of the Restatement, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has not been otherwise modified and does not reflect any information or events occurring after September 8, 2026, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.

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

In addition, we entered into a joint venture with Shionogi, known as SASS, to develop novel therapies for OSA and other sleep breathing disorders in November 2023. SASS initiated several discovery and development-stage programs in 2024 and continued development in 2025.

In April 2026, we completed the SASS Disposition, in which we sold to Shionogi (i) all of our membership interests in SASS, and (ii) certain intellectual property and other assets directly related to SASS’s development programs, including the asset purchase and license agreement (the “Desitin APA”) with Desitin Arzneimittel GmbH (“Desitin”) and Cereus Pharma AB (“Cereus”), pursuant to the MIPA. In addition, at the closing of the SASS Disposition, we converted certain exclusive licenses to our intellectual property relevant to the use of compounds in sleep disorders that were within the scope of SASS’s pre-closing activities (each, a “JV Compound”) and in existence as of the effective date of the MIPA into perpetual, irrevocable, non-exclusive and royalty-free licenses solely with respect to a specified set of products that incorporate one or more JV Compound. As partial consideration under the MIPA, we received an upfront payment of $100.0 million (the "Closing Payment"). In addition, we are eligible to receive a one-time milestone payment of $50.0 million (the “Milestone Payment”) subject to the earlier achievement of (i) the first subject being enrolled into the second clinical trial of a sulthiame product sponsored by Shionogi, SASS or either of their licensees, sublicensees, or affiliates (each an “Earnout Party” and collectively, the “Earnout Parties”) (the “MIPA Clinical Development Milestone”) and (ii) FDA acceptance of an NDA for a sulthiame product submitted by an Earnout Party (the “MIPA Regulatory Milestone”).

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

As discussed in Notes 5 and 11 to our unaudited condensed consolidated financial statements, upon formation of SASS, we entered into multiple agreements with SASS. Based on the nature of these agreements, we concluded that SASS represented a customer and analyzed the agreements between us and SASS in accordance with ASC 606. We evaluated the promised goods and services under the agreements and determined that the agreements included one performance obligation: a combined performance obligation including the exclusive license, know-how and services to be performed under the Master Services Agreement we entered into with SASS in November 2023, as amended in January 2025 (the "SASS MSA") in accordance with SASS’s research and development plan. We recognized revenue as we fulfilled performance obligations based on an input method of expected costs incurred in accordance with SASS’s research and development plan.

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

In April 2025, in connection with entering the Joint Ownership Agreement, we entered into the SASS CAI and SNRI/CAI Contribution Agreement (the "Contribution Agreement") with Shionogi and SASS, pursuant to which we and Shionogi granted to SASS an exclusive license of the Joint Ownership IP subject to the Joint Ownership Agreement. SASS agreed to use the Joint Ownership IP only for the conduct of each program, in accordance with the terms of the Amended and Restated Limited Liability Company Agreement dated November 1, 2023, as amended by Amendment No. 1 to Amended and Restated Limited Liability Company Agreement, dated April 23, 2025 (the "JV Agreement") and for the research, development and commercialization of the Joint Ownership IP. The Contribution Agreement was recorded as a contract modification of the original SASS revenue arrangement discussed further in Note 11 to our unaudited consolidated financial statements. The modified contract comprises one performance obligation in accordance with ASC 606 as described in Note 11 to our unaudited consolidated financial statements.

During the six months ended June 30, 2026, we revised our estimate of the total expected costs to be incurred to provide the services pursuant to the SASS MSA, as amended, primarily due to entering into the MIPA, discussed in Note 16 to our unaudited condensed consolidated financial statements. As a result of the change in estimate, the measure of progress toward completion of the one performance obligation was adjusted in accordance with ASC 606 under the cumulative catch-up method. The change in accounting estimate resulted in an increase in revenue of $81.3 million, an increase in net income of $81.3 million, an increase in basic net income per share of $16.94, and an increase in diluted net loss per share of $2.53, in each case for the six months ended June 30, 2026.

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

Other Income (Expense)

Other income (expense) consists of interest income received on our cash equivalents, gain on reversal of deposit liability, changes in fair value of our long-term debt, revenue interest liability, contingent asset and convertible notes, and other income (expense).

Income (Loss) from Discontinued Operations (As Restated)

Income (loss) from discontinued operations represents our share of the income (losses) recorded by SASS. In April 2026, we completed the disposition of our equity method investment in SASS pursuant to the MIPA discussed in Note 16 to our unaudited condensed consolidated financial statements. The divestiture represents a strategic monetization of our investment in SASS as we focus on the advancement and potential commercialization of Oxnimbi. For the six months ended June 30, 2026 and 2025, we recorded income from discontinued operations of $82.5 million and a loss from discontinued operations of $65.8 million, respectively, recorded within the unaudited condensed consolidated statements of operations.

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

The accounting for the Desitin APA, the ROFN Agreement exercise, the Joint Ownership Agreement and the Contribution Agreement, collectively, within the audited consolidated financial statements as of and for the year ended December 31, 2025 was as follows:

•
Upon executing the Contribution Agreement in April 2025, we received $55.0 million from Shionogi. We allocated $25.0 million to the Desitin IP and allocated the remaining $30.0 million between the Shionogi Option and the fair value of Shionogi’s 50% share of the Atomoxetine Licensed IP, representing $7.5 million and $22.5 million, respectively. The Shionogi Option was recorded as a deposit liability (see Note 9 to our audited consolidated financial statements included elsewhere in this Quarterly Report) and the fair value of the Atomoxetine Licensed IP was recorded as deferred revenue (see Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report).
•
The Desitin IP was not within the scope of ASC 730, Research and Development ("ASC 730") as it was purchased with the intent to be immediately contributed to SASS. As Shionogi purchased 50% of the rights over the Desitin IP, our contribution of the Desitin IP to SASS resulted in an increase to the equity method investment in SASS of $25.0 million.
•
Upon the execution of the Contribution Agreement, we and Shionogi each contributed such party’s share of the Joint Ownership IP into SASS. We accounted for the contribution of our share of the Joint Ownership IP to SASS under ASC 606 as described within Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. In accordance with ASC 606, we reclassified $14.7 million of the initial deposit liability recorded as of December 31, 2024 to deferred revenue using the relative fair value method relating to the Atomoxetine Licensed IP as described in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
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

In April 2026, we completed the SASS Disposition pursuant to the MIPA. We have recorded our equity method investment in SASS as assets held for sale within our condensed consolidated balance sheets as of March 31, 2026 as discussed in Note 16 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2026.

Results of Operations

Comparison of three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2026 (As Restated)	2025	$	%
Revenue - related party	$12,080	$17,110	$(5,030)	(29)%
Operating expenses
Research and development	9,900	15,969	(6,069)	(38)%
General and administrative	12,674	5,353	7,321	137%
Cost of services - related party	1,210	1,724	(514)	(30)%
Total operating expenses	23,784	23,046	738	3%
Income (loss) from operations	(11,704)	(5,936)	(5,768)	97%
Interest income	970	309	661	214%
Gain on reversal of deposit liability	57,120	—	57,120	100%
Change in fair value of long-term debt	(1,659)	—	(1,659)	(100)%
Change in fair value of revenue interest liability	(460)	—	(460)	(100)%
Change in fair value of convertible notes	(796)	—	(796)	(100)%
Other income (expense)	(2,738)	—	(2,738)	(100)%
Net income (loss) from continuing operations before income taxes	40,733	(5,627)	46,360	(824)%
Income tax expense	—	—	—	—
Net income (loss) from continuing operations	40,733	(5,627)	46,360	(824)%
Gain on sale of equity method investment	85,380	—	85,380	100%
Loss from discontinued operations	(178)	(63,847)	63,669	(100)%
Net income (loss) from discontinued operations	85,202	(63,847)	149,049	(233)%
Net income (loss)	$125,935	$(69,474)	$195,409	(281)%

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

Other Income (As Restated)

The following table summarizes our other income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Interest income	$970	$309	$661	214%
Gain on reversal of deposit liability	57,120	—	57,120	100%
Change in fair value of long-term debt	(1,659)	—	(1,659)	(100)%
Change in fair value of revenue interest liability	(460)	—	(460)	(100)%
Change in fair value of convertible notes	(796)	—	(796)	(100)%
Other income (expense)	(2,738)	—	(2,738)	(100)%
Total other income	$52,437	$309	$52,128	16,870%

Other income for the three months ended June 30, 2026 was $52.4 million, compared to $0.3 million for the comparable prior year period. The increase of $52.1 million, or >100%, was due to a $57.1 million gain on reversal of deposit liability due to the termination of the ROFN, and a $0.6 million increase in interest income. These increases were partially offset by an increase in expense of $2.9 million driven by the changes in fair value of our long-term debt, revenue interest liability, and convertible notes, and an increase in other expense of $2.7 million primarily related to 2.9 million long-term debt and revenue interest liability issuance costs, partially offset by $0.1 million change in fair value of our contingent asset.

Income (Loss) from Discontinued Operations (As Restated)

Our income from discontinued operations for the three months ended June 30, 2026 was $85.2 million, compared to a loss of $63.8 million for the comparable prior year period. This increase of $149.0 million, or 233%, is primarily driven by an $85.4 million gain on sale of equity method investment upon completion of the SASS Disposition pursuant to the MIPA on April 6, 2026, and a $63.6 million decrease in our share of losses recorded by SASS. The reduction in SASS-related losses was primarily driven by the absence of the $62.2 million charge incurred related to SASS expensing of IPR&D related to the contribution of the Desitin IP and the Atomoxetine Licensed IP during the three months ended June 30, 2025. Additionally, as a result of the SASS Disposition, we recognized only six days of SASS-related losses during the three months ended June 30, 2026.

Comparison of six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2026 (As Restated)	2025	$	%
Revenue - related party	$96,894	$20,241	$76,653	379%
Operating expenses
Research and development	18,004	39,425	(21,421)	(54)%
General and administrative	19,180	10,823	8,357	77%
Cost of services - related party	3,370	3,041	329	11%
Total operating expenses	40,554	53,289	(12,735)	(24)%
Income (loss) from operations	56,340	(33,048)	89,388	(270)%
Interest income	1,188	740	448	61%
Gain on reversal of deposit liability	57,120	—	57,120	(100)%
Change in fair value of long-term debt	(1,659)	—	(1,659)	(100)%
Change in fair value of revenue interest liability	(460)	—	(460)	(100)%
Change in fair value of convertible notes	1,315	—	1,315	100%
Other income (expense)	(2,738)	—	(2,738)	(100)%
Net income (loss) from continuing operations before income taxes	111,106	(32,308)	143,414	(444)%
Income tax expense	—	—	—	0%
Net income (loss) from continuing operations	111,106	(32,308)	143,414	(444)%
Gain on sale of equity method investment	85,380	—	85,380	100%
Loss from discontinued operations	(2,832)	(65,812)	62,980	(96)%
Net income (loss) from discontinued operations	82,548	(65,812)	148,360	(225)%
Net income (loss)	$193,654	$(98,120)	$291,774	(297)%

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

Other Income (As Restated)

The following table summarizes our other income for each of the periods presented (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Interest income	$1,188	$740	$448	61%
Gain on reversal of deposit liability	57,120	—	57,120	100%
Change in fair value of long-term debt	(1,659)	—	(1,659)	(100)%
Change in fair value of revenue interest liability	(460)	—	(460)	(100)%
Change in fair value of convertible notes	1,315	—	1,315	100%
Other income (expense)	(2,738)	—	(2,738)	(100)%
Total other income	$54,766	$740	$54,026	7,301%

Other income for the six months ended June 30, 2026 was $54.8 million, compared to $0.7 million for the comparable prior year period. The increase of $54.1 million was primarily due to a gain on reversal of deposit liability of $57.1 million due to the termination of the ROFN, and a $1.3 million gain resulting from a change in the fair value of our convertible notes, and a $0.4 million increase in interest income. These increases were partially offset by $2.1 million of expenses driven by the changes in fair value of the long-term debt and revenue interest liability, as well as an increase in other expenses of $2.7 million primarily related to $2.9 million of long-term debt issuance costs, partially offset by $0.1 million change in fair value of our contingent asset.

Income (Loss) from Discontinued Operations (As Restated)

Our income from discontinued operations for the six months ended June 30, 2026 was $82.5 million, compared to a loss of $65.8 million for the comparable prior year period. This increase of $148.4 million, or 225%, is primarily driven by a $85.4 million gain on sale of equity method investment upon completion of the SASS Disposition pursuant to the MIPA in April 2026, and a $63.0 million decrease in our share of losses recorded by SASS. The reduction in SASS-related losses was primarily driven by the absence of the $62.2 million charge incurred related to SASS expensing of IPR&D related to the contribution of the Desitin IP and the Atomoxetine Licensed IP in April 2025. Additionally, as a result of the SASS Disposition pursuant to the MIPA in April 2026, we recognized fewer months of SASS-related losses in the six months ended June 30, 2026.

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

Net cash used in operating activities was $37.9 million for the six months ended June 30, 2026, primarily consisting of the net changes in operating assets and liabilities of $154.8 million, primarily driven by decreases in deferred revenue of $93.6 million and deposit liabilities of $57.1 million, as well as a gain on sale of equity method investment of $85.4 million. These uses of cash were partially offset by our net income of $193.7 million and other non-cash charges of $8.6 million, primarily related to changes in the fair value of financial instruments, stock-based compensation, debt issuance costs, and loss from discontinued operations.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3—“Summary of Significant Accounting Policies” to our audited consolidated financial statements and our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting discussed below.

Subsequent to the original evaluation, and as described in the Explanatory Note to this Quarterly Report, we identified that our gain of $85.4 million related to the SASS Disposition should have been classified within income (loss) from discontinued operations together with the results of SASS rather than within other income (expense) in continuing operations, which led to the Restatement. Management has concluded that the error is attributable to the previously disclosed material weakness, which relates to, among other things, a lack of sufficient levels of accounting personnel to maintain proper control activities over the classification, valuation and disclosure of non-routine or complex transactions.

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

Remediation Plans

We started our remediation efforts during the year ended December 31, 2024 and efforts have continued into 2026. In 2025, we implemented a new enterprise resource planning system, and designed a risk assessment process. Also, in 2025 and into 2026, we’ve continued to hire additional resources to support accounting and finance, including since June 30, 2026. In an effort to continue to remediate this material weakness, we intend to design and implement processes and internal controls over our information and technology, finalize and document our risk assessment, and further develop and document our accounting policies and financial reporting procedures, including documenting our senior management and audit committee oversight.

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

Item 6. Exhibits.

The following list of exhibits includes exhibits submitted with this Quarterly Report on Form 10-Q/A as filed with the SEC and those incorporated by reference to other filings.

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

Apnimed, Inc.

Date: November 13, 2026	By:	/s/ Kevin R. Lind
Kevin R. Lind
Chief Executive Officer

Date: November 13, 2026	By:	/s/ Michael Kelly
Michael Kelly
Chief Financial Officer